Form 10-K405
period 1999-12-31
DORAL PROPERTIES INC
filed 2000-03-30
CIK 1091691

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
[X]                    THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
[ ]                      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 333-8387701


                             DORAL PROPERTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                  PUERTO RICO                         66-0572283
        (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)


      1159 FRANKLIN D. ROOSEVELT AVENUE
            SAN JUAN, PUERTO RICO                           00920
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING ARE CODE: (787) 749-7100.

                              --------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE. SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

     Not applicable.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   Common Stock: 2,000 shares as of March 29, 2000.

================================================================================

                             DORAL PROPERTIES, INC.

                         1999 ANNUAL REPORT ON FORM 10-K



                                TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                   ----
PART I

     Item 1.  Business...............................................................................................1
     Item 2.  Properties.............................................................................................2
     Item 3.  Legal Proceedings......................................................................................2
     Item 4.  Submission of Matters to a Vote of Security Holders....................................................2

PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................................2
     Item 6.  Selected Financial Data................................................................................2
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................3
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................................4
     Item 8.  Financial Statements and Supplementary Data............................................................4
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................4

PART III

     Item 10.  Directors and Executive Officers of the Registrant....................................................4
     Item 11.  Executive Compensation................................................................................5
     Item 12.  Security Ownership of Certain Beneficial Owners and Management........................................5
     Item 13.  Certain Relationships and Related Transactions........................................................5

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................6

                                     PART I

ITEM 1.  BUSINESS

     Doral Properties, Inc. ("Doral Properties" or the "Company"), is a wholly owned subsidiary of Doral Financial Corporation ("Doral Financial") organized on July 21, 1999 under the laws of the Commonwealth of Puerto Rico. The Company was organized for the purpose of owning, developing and operating the Doral Financial Center (the "Center"), a new commercial office building with adjacent structures currently under construction in San Juan, Puerto Rico. The Center is expected to be substantially complete by the fourth quarter of 2001. The Center will serve as Doral Financial's corporate headquarters, containing the principal offices of Doral Financial and its subsidiaries. It is expected that Doral Financial and its subsidiaries will initially occupy approximately 85% to 90% of the Center. The remaining space will be available for rent to independent third parties. Doral Properties will either lease the entire Center to Doral Financial, who would then sublease any available rent space, or lease to Doral Financial the portion of the Center it will occupy and enter into third party lease agreements for any available rent space.

     On October 22, 1999, Doral Properties purchased two existing buildings adjacent to the Center. In connection with such purchase Doral Properties assumed existing leases to third parties which expire on June 30, 2000. Upon expiration of such leases, Doral Properties will refurbish the buildings, which will be leased to Doral Financial and used for administrative and support services for Doral Financial and its subsidiaries.

     To finance the development, construction and equipping of the Center, as well as the purchase of the two existing buildings that are part of the Center, Doral Financial participated in an issuance of industrial revenue bonds, the interest on which, under certain circumstances, is tax-exempt to Puerto Rico residents. Under such transaction, the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority ("AFICA"), a Puerto Rico government instrumentality, issued its Industrial Revenue Bonds, 1999 Series A (Doral Financial Center Project) (the "AFICA Bonds") in the principal amount of $44,765,000 on November 3, 1999. AFICA loaned the proceeds of the issuance to Doral Properties under a Loan and Guaranty Agreement, dated November 3, 1999, among AFICA, Doral Financial and Doral Properties (the "Loan Agreement"). The only source of repayment of the AFICA Bonds is the repayment of the loan by Doral Properties. Doral Financial unconditionally guaranteed the payments by Doral Properties under the Loan Agreement.

     Other that acting as lessor under said leases and performing certain duties with respect to the development and construction of the Center, Doral Properties will not have any operations until the Center is completed in 2001. Upon completion of the Center, Doral Properties will act as lessor of the Center and its only revenues will consist of the rent payments which, as described above, will be derived substantially or in full from Doral Financial. Doral Financial does not currently contemplate that Doral Properties will engage in other business activities.

PUERTO RICO INCOME TAXES

     Doral Properties has elected to be treated as a special partnership under subchapter K of the Puerto Rico Internal Revenue Code of 1994, as amended (the "PR Code"), which generally means that Doral Properties will not be subject to Puerto Rico income taxation. However, Doral Financial, as Doral Properties' sole shareholder, is subject to income taxes under the PR Code on net income of Doral Properties, whether or not any actual distribution is made to Doral Financial during the taxable year.

UNITED STATES INCOME TAXES

     Doral Properties is a corporation organized under the laws of Puerto Rico. Accordingly, the Company is subject generally to United States income tax only on its income, if any, from sources within the United States (excluding Puerto
Rico). In 1999, the Company did not earn any income that was subject to United States income tax.

EMPLOYEES

     The Company has no employees, other than employees of Doral Financial and its affiliates which are not separately compensated for their services to the Company.

ITEM 2.  PROPERTIES

     Doral Properties executive and administrative offices are the same as Doral Financial's and are located at 1159 Franklin D. Roosevelt Avenue, Puerto Nuevo, San Juan, Puerto Rico. Doral Properties does not pay any rent on such offices. Doral Properties owns a parcel of property of approximately 7,426 square meters in the Puerto Nuevo ward of the Municipality of San Juan, Puerto Rico on which it is currently constructing the Center, a new nine-floor, 193,709 square feet commercial office building with an adjacent five-and-one-half floor parking structure. Doral Properties also owns two adjacent parcels of property aggregating approximately 3,143 square meters on which two buildings with approximately 27,305 square feet of space are located, which parcels it purchased for $2.2 million on October 22, 1999. Except for the properties previously described, Doral Financial does not own any real property.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data for Doral Properties, Inc. for the period from July 21, 1999, the date of its incorporation, through December 31, 1999. Since the Company's current operations consist solely of the construction and development of the Center, the Company is capitalizing all construction disbursements, debt issue costs related to the AFICA Bonds and interest payments to the AFICA bondholders. Thus, the Company did not report any income from operations. The selected financial data should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements.



                             DORAL PROPERTIES, INC.

                             SELECTED FINANCIAL DATA

                                                                             PERIOD ENDED DECEMBER 31, 1999
                                                                             ------------------------------
Balance Sheet Data:
     Cash                                                                                $    26,711
     Investment contract                                                                  30,498,813
     Total assets                                                                         46,516,553
     Long-term debt                                                                       44,765,000
     Stockholders' equity                                                                    500,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Doral Properties, Inc., a wholly-owned subsidiary of Doral Financial Corporation, is engaged in the development of the Doral Financial Center, a new commercial office building and adjacent structures that will primarily serve as the corporate headquarters of Doral Financial. Doral Properties was incorporated on July 21, 1999.

     On October 22, 1999, Doral Properties purchased from independent third parties two parcels of land containing two buildings in San Juan, Puerto Rico for $2.2 million. Those buildings will be refurbished and used for administrative and support services, including data storage and processing services, for Doral Financial and its subsidiaries. In connection with the purchase of those buildings, Doral Properties assumed existing leases that expire on June 30, 2000. For the period from October 22, 1999 through December 31, 1999, Doral Properties received rental payments of approximately $54,000.

     On November 3, 1999, Doral Properties entered into a loan agreement with AFICA in the amount of $44,765,000 providing for the issuance of the AFICA Bonds. The AFICA Bonds were issued under a trust agreement between AFICA and Citibank, N.A., as trustee, and are serial and term bonds with maturities ranging from June 1, 2003 through December 1, 2029. From the proceeds of the AFICA Bonds, approximately $2.1 million was used to repay the balance of a loan to Doral Financial used to purchase the real property on which the office building is being constructed, approximately $4.1 million is being used to pay interest on the AFICA Bonds during construction of the Center and approximately $37.0 million was deposited in a construction fund with Citibank, N.A., as trustee, to pay the costs of development, construction and equipping of the Center.

     Citibank, N.A., as trustee for the AFICA Bonds, upon the direction of Doral Properties, entered into an investment agreement with Doral Financial to invest approximately $30.6 million of the moneys in the construction fund until October 1, 2001. As part of the agreement, Doral Financial guaranteed a 5.60% annual return on the invested amount. Interest earned on the invested amount is compounded on a monthly basis. The principal amount of the investment is due on demand from the trustee, which requests repayments in accordance with requests for disbursements from the construction fund made by Doral Properties or to pay interest on the AFICA

Bonds. As of December 31, 1999, the principal balance of this investment was approximately $30.5 million.


     As of December 31, 1999, Doral Properties had total assets of $46,516,553, total liabilities of $46,016,553 and stockholder's equity of $500,000. Doral Properties deferred the costs related to the issuance of the AFICA Bonds and is capitalizing under a construction-in-progress account all construction disbursements related to the Center and monthly interest payments to the holders of the AFICA Bonds. Doral Properties records as a reduction of the construction-in-progress account the rental payments received from the assumed existing leases and interest generated by the investment of the AFICA Bond proceeds in the construction fund. As of December 31, 1999, Doral Properties had recorded $8,690,783 in construction-in-progress in its balance sheet. Since Doral Properties did not have any revenues or expenses, no statement of income was presented.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item 8 is hereby incorporated by reference from the Company's Consolidated Financial Statements and Auditor's Report beginning on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company as of March 29, 2000. The background and experience of these persons are summarized in the paragraphs following the table.

NAME (AGE AT MARCH 29, 2000)                           POSITIONS WITH THE COMPANY
----------------------------                           --------------------------

Salomon Levis (57)                                     Chairman of the Board, Chief Executive Officer and Director
Zoila Levis (52)                                       President and Director
Mario S. Levis (36)                                    Executive Vice President and Director
Ricardo Melendez (41)                                  Vice President and Comptroller
Francisco J. Rivero (40)                               Vice President

     Each director of the Company holds office until the next annual meeting of shareholders and until his or her successor has been selected and qualified. Officers serve at the discretion of the Board of Directors. None of the executive officers devote their full time to the operations of the Company.

BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is a summary of the background of each person who was a director or executive officer of the Company as of March 29, 2000.


                                                                   PRINCIPAL OCCUPATION
            NAME                                                DURING THE PAST FIVE YEARS
            ----                                                --------------------------
Salomon Levis                            Chairman of the Board and Chief Executive Officer of Doral Financial
                                         since February 1990; Chairman of the Board and Chief Executive Officer
                                         of Doral Bank, a wholly-owned subsidiary of Doral Financial; Chairman of the Board, Doral Bank, FSB, Doral Mortgage Corporation, Doral
                                         Securities, Inc., Sana Investment Mortgage Bankers, Inc. and Doral
                                         Money. Inc. each a wholly-owned subsidiary of Doral Financial.

Zoila Levis                              President of Doral Financial since August 1991; Director of Doral Bank and Doral Securities, Inc.

Mario S. Levis                           Executive Vice President of Doral Financial since September 1995:
                                         Treasurer of Doral Financial since December 1991; Director of Doral
                                         Securities, Inc.; Executive Vice President of Doral Mortgage
                                         Corporation.

Ricardo Melendez                         Vice President and Chief Accounting Officer of Doral Financial since
                                         July 1995; Chief Financial Officer of Doral Bank, a wholly-owned subsidiary of Doral Financial from September 1993 to July 1995.

Francisco J. Rivero                      Executive Vice President - Administration and New Business Development
                                         since 1998; Regional Vice President and Puerto Rico General Manager of
                                         Hamilton Bank, NA (commercial bank) from 1997 to 1998.

     There are no arrangements or understandings pursuant to which any of these directors and executive officers were selected as a director or an officer. None of the directors or executive officers shown below is related to any other director or executive officer of Doral Properties by blood, marriage or adoption, except that Salomon Levis and Zoila Levis are siblings and Mario S. Levis is the nephew of Salomon Levis and Zoila Levis.

ITEM 11.  EXECUTIVE COMPENSATION

     All of the officers of Doral Properties are officers and employees of Doral Financial and are not separately compensated for any services rendered to Doral Properties.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 29, 2000 all of the outstanding common stock of Doral Properties was owned by Doral Financial Corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Doral Properties directed Citibank, N.A., as trustee for the AFICA Bonds, to enter into an investment agreement with Doral Financial for the investment of approximately $30.6 million of the moneys in the construction fund. Doral Financial guarantees a fixed annual interest rate of 5.60% on the investment amount until the termination of the investment agreement on October 1, 2001. Doral Financial may invest the funds in its discretion.

     Doral Properties repaid the outstanding balance of approximately $2.1 million of a loan made to Doral Financial for the purchase of the real property in which the Doral Financial Center is being constructed.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this report.

          (1)  Financial Statements.

               The information called for by this subsection of Item 14 is set forth in the Financial Statements and Auditors' Report beginning on page F-1 of this Form 10-K.

          (2)  Financial Statement Schedules.

               All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3) Exhibits.


EXHIBIT
NUMBER                          Description
------                          -----------

3.1      Certificate of Incorporation
3.2      By-Laws
4.1      Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist,
         Educational, Medical and Environmental Control Facilities Financing
         Authority ("AFICA"), Doral Properties, Inc. and Doral Financial.
         (Incorporated herein by reference to the same exhibit number of the Doral Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)
4.2 Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to the same exhibit number of Doral Financial
         Corporation's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1999.)
4.3      Form of Serial and Term Bond (included in Exhibit 4.2 hereof).
4.4 Deed of Constitution of First Mortgage. (Incorporated herein by reference to the same exhibit number of Doral Financial Corporation's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1999.) 4.5 Mortgage Note (included in Exhibit 4.4 hereof).

27       Financial Data Schedule (Edgar Version Only.)


  (b) Reports on Form 8-K.

          None.

                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Doral Properties, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DORAL PROPERTIES, INC.



                                       By:       /s/  Salomon Levis
                                          -----------------------------------
                                                    Salomon Levis
                                             Chairman of the Board and
                                                Chief Executive Officer
Date:  March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                                              Chairman of the Board,
               /s/ Salomon Levis                       Chief Executive Officer and Director       March 29, 2000
       ---------------------------------
                   Salomon Levis


                 /s/ Zoila Levis                              President and Director              March 29, 2000
       ---------------------------------
                  Zoila Levis


              /s/ Mario S. Levis                       Executive Vice President and Director      March 29, 2000
       ---------------------------------
                 Mario S. Levis
                                                          Vice President and Comptroller
                                                             (Principal Financial and
              /s/ Ricardo Melendez                              Accounting Officer                March 29, 2000
       ---------------------------------
                Ricardo Melendez

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     Doral Properties has not sent an annual report or proxy statement to security holders.

PRICEWATERHOUSECOOPERS [LOGO]
--------------------------------------------------------------------------------
                                                      PricewaterhouseCoopers LLP
                                                      PO Box 363566
                                                      San Juan PR 00936-3566
                                                      Telephone (787) 754 9090








                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholder and Board of Directors of Doral Properties, Inc.

In our opinion, the accompanying statement of financial condition and the related statements of changes in stockholder's equity and cash flows present fairly, in all material respects, the financial position of Doral Properties, Inc. at December 31, 1999, and the changes in its stockholder's equity and its cash flows for the period from July 21, 1999 (the date of incorporation) to December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
February 25, 2000

CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2001
Stamp  1603335 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

DORAL PROPERTIES, INC.
(A WHOLLY-OWNED SUBSIDIARY OF DORAL FINANCIAL CORPORATION)
STATEMENT OF FINANCIAL CONDITION
DECEMBER 31, 1999

                                     ASSETS


    Cash                                                                     $    26,711
    Accrued interest receivable                                                  136,632
    Unamortized debt issue costs                                               2,043,337
    Investment contract                                                       30,498,813
    Property                                                                  13,811,060
                                                                             -----------

            Total assets                                                     $46,516,553
                                                                             -----------

                                   LIABILITIES AND STOCKHOLDER'S EQUITY

    Accrued expenses and other liabilities                                   $ 1,251,553
    Bonds payable                                                             44,765,000
                                                                             -----------

            Total liabilities                                                 46,016,553
                                                                             -----------

    Stockholder's equity:
      Common stock $0.01 par value; 10,000 shares authorized;
        2,000 shares issued and outstanding                                           20
        Additional paid in capital                                               499,980
                                                                             -----------

            Total stockholder's equity                                           500,000
                                                                             -----------

            Total liabilities and stockholder's equity                       $46,516,553
                                                                             ===========


The accompanying notes are an integral part of these financial statements.

DORAL PROPERTIES, INC.
(A WHOLLY-OWNED SUBSIDIARY OF DORAL FINANCIAL CORPORATION)
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD FROM JULY 21, 1999 TO DECEMBER 31, 1999


    COMMON STOCK:
      Balance at beginning of period                                         $        --
      Common stock issued                                                             20
                                                                             -----------

          Balance at end of period                                                    20
                                                                             -----------

    PAID IN CAPITAL:
      Balance at beginning of period                                                  --
      Shares issued                                                              499,980
                                                                             -----------

          Balance at end of period                                               499,980
                                                                             -----------

                 Total stockholder's equity                                  $   500,000
                                                                             -----------

The accompanying notes are an integral part of these financial statements.

DORAL PROPERTIES, INC.
(A WHOLLY-OWNED SUBSIDIARY OF DORAL FINANCIAL CORPORATION)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 21, 1999 TO DECEMBER 31, 1999


    Cash flows from operating activities:
        Net income                                                           $        --
        Adjustments to reconcile net income to net cash provided
          by operating activities
            Increase in accrued interest receivable                             (136,632)
            Increase in accrued expenses and other liabilities                 1,251,553
                                                                             -----------

                 Net cash provided by operating activities                     1,114,921
                                                                             -----------

    Cash flows from investing activities:
        Purchase of property                                                 (13,811,060)
        Purchase of investment contract                                      (30,498,813)
                                                                             -----------

                 Net cash used by operating activities                       (44,309,873)
                                                                             -----------

    Cash flows from financing activities:
        Issuance of common stock                                                 500,000
        Proceeds from the issuance of bonds payable                           42,721,663
                                                                             -----------

                 Net cash provided by financing activities                    43,221,663
                                                                             -----------

    Net increase in cash                                                          26,711

    Cash and cash equivalents at the beginning period                                 --
                                                                             -----------

    Cash and cash equivalents at the end period                              $    26,711
                                                                             ===========



The accompanying notes are an integral part of these financial statements.

DORAL PROPERTIES, INC.
(A WHOLLY-OWNED SUBSIDIARY OF DORAL FINANCIAL CORPORATION)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


1.       REPORTING ENTITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Doral Properties, Inc. (the "Company") is a wholly - owned subsidiary of Doral Financial Corporation. The Company was incorporated on July 21, 1999, under the laws of the Commonwealth of Puerto Rico for the purpose of owning, developing and operating the Doral Financial Center (the "Center"), which will become the new headquarters of Doral Financial Corporation and its subsidiaries. The Center is under construction and should be completed during the third quarter of 2001.

         On November 3, 1999, the Company, through the Puerto Rico Industrial, Medical, Higher Education and Environmental Pollution Control Facilities Financing Authority ("AFICA"), issued $44,765,000 (gross of bond issue costs) in Industrial Revenue Bonds, Class A (the "exempt bonds"), for financing the construction of the Center.

         The accounting and reporting policies of the Company conform with generally accepted accounting principles. The following is a description of the more significant accounting policies followed by the Company:

         Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

         Income Recognition Policy/Capitalization of Interest

         Doral Properties' current operations consist solely of the construction and development of the Center. As such, all disbursements are being capitalized as construction in progress. Amounts capitalized will be recorded as a fixed asset subject to periodic depreciation upon final completion of the construction activities. There are no activities recorded that need to be reported in a separate statement of income.

         In accordance with Statement of Financial Accounting Standard No. 62:
         "Capitalization of Interest Cost in Situations Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants", the Company is capitalizing interest cost of tax-exempt borrowings, less any interest earned on temporary investment of the proceeds of those borrowings, from the date of borrowing until the specified qualifying assets acquired with those borrowings are ready for their intended use.

         Bond Issue Costs

         Bond issue costs include all costs related to the issuance of the bonds described in Note 4. Amortization of bond issue costs will start upon completion of the project and will be amortized over the remaining life of the bonds.

2.       PROPERTY

         At December 31, 1999, property consisted of land, an existing building acquired for the construction of the Center and construction-in-progress. A new building is being constructed on the land acquired while the existing building will be subsequently renovated. The cost of the land and building acquired, and the amount capitalized as construction in progress as of December 31, 1999 were as follows:


    Land                                                                     $ 4,073,288
    Building                                                                   1,046,989
    Construction in progress                                                   8,690,783
                                                                             -----------

                                                                             $13,811,060
                                                                             ===========


         As part of the purchase transaction, Doral Properties acquired an existing building. As lessor, Doral Properties assumed an existing lease agreement with a third party for space occupancy at the building, which will expire on June 30, 2000. Management has no intention of renewing the agreement, to allow for the commencement of the renovation activities. During the period from October 22, 1999 to December 31, 1999, Doral Properties received rental payments of approximately $54,000. The Company's policy is to record such collections as a reduction of costs capitalized under construction in progress.

         Construction in progress includes approximately $927,000 of capitalized interest costs; net of approximately $276,000 of interest generated by the investment contract described on Note 3.

3.       INVESTMENT CONTRACT

         Pursuant to a Construction Fund Investment Agreement (the "Agreement") dated November 3, 1999, Doral Properties agreed to deposit the proceeds of the AFICA bonds in an investment fund at Doral Financial Corporation, the parent company. As part of the agreement, Doral Financial Corporation guaranteed the Company a 5.60% annual return on the fund, which may be invested at the discretion of Doral Financial Corporation. The principal invested by Doral Properties is due on demand. Interest earned on the investment is accrued on a monthly basis as an increase in the fund's balance. Payments related to the construction in progress are drawn from the fund.

         4.       BONDS PAYABLE

         On November 3, 1999, the Company issued $44,765,000 in AFICA bonds at an interest ranging from 6.10% to 6.90% and maturities ranging from June 2003 to December 2029. The bonds are secured by a mortgage on the property and building under construction. Repayment of principal plus monthly interest to bondholders is fully guaranteed by the parent company, Doral Financial Corporation.

DORAL PROPERTIES, INC.
(A WHOLLY-OWNED SUBSIDIARY OF DORAL FINANCIAL CORPORATION)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

         The bonds issued were structured into serial and term maturities, as listed below:

                            Interest             Maturity                Principal
                             Rate                 Date                    Amount
                           ----------     ----------------------     -----------------

          Serial Bonds:      6.10%        June 1, 2003                    $   310,000
                             6.10%        December 1, 2003                    320,000
                             6.15%        June 1, 2004                        330,000
                             6.15%        December 1, 2004                    340,000
                             6.20%        June 1, 2005                        350,000
                             6.20%        December 1, 2005                    360,000
                             6.25%        June 1, 2006                        375,000
                             6.25%        December 1, 2006                    385,000
                             6.30%        June 1, 2007                        395,000
                             6.30%        December 1, 2007                    410,000
                             6.35%        June 1, 2008                        420,000
                             6.35%        December 1, 2008                    435,000
                             6.40%        June 1, 2009                        450,000
                             6.40%        December 1, 2009                    465,000

          Term Bonds:        6.75%        December 1, 2014                  5,585,000
                             6.90%        June 1, 2026                     22,835,000
                             6.90%        December 1, 2029                 11,000,000
                                                                          ------------

                                                                          $44,765,000
                                                                          ------------


         The weighted average interest rate on the aggregate amount of the bonds was 6.81%.

5.       TRUSTEE AGREEMENT

         Pursuant to a Trustee Agreement dated November 3, 1999, Doral Properties designated Citibank, Puerto Rico as the trustee for the collection of principal and interest from Doral Properties, the subsequent remittances of principal and interest to the bondholders and the collection of interest from Doral Financial on the investment contract. As part of the agreement, Citibank will also oversee the transactions under the Agreement described in Note 3.

6.       RELATED PARTY TRANSACTIONS

         Doral Properties maintains its cash accounts at Doral Bank, a related party and a wholly-owned subsidiary of Doral Financial Corporation.