Form 10-Q
period 2000-03-31
DORAL PROPERTIES INC
filed 2000-05-15
CIK 1091691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO


                       COMMISSION FILE NUMBER 333-8387701

                             DORAL PROPERTIES, INC.

           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Puerto Rico                                        66-0572283
         -----------                                        ----------
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                        identification number)

1159 F.D. Roosevelt Avenue,
San Juan, Puerto Rico                                         00920
---------------------                                         -----
(Address of principal executive                             (Zip Code)
offices)

Registrant's telephone number,
      including area code                                 (787) 749-7100
   Former name, former address                           ---------------
                and
  Former fiscal year, if changed                          Not Applicable
         since last report                                --------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  [X]    NO  [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MAY 12, 2000 - 2,000

                             DORAL PROPERTIES, INC.
                                   INDEX PAGE

                                                                                                                    PAGE
                                            PART I - FINANCIAL INFORMATION
Item 1   -    Financial Statements

              Statements of Financial Condition as of March 31, 2000 (Unaudited) and December 31, 1999.........     4

              Statement of Cash Flows (Unaudited) - Three months ended March 31, 2000..........................     5

              Notes to Consolidated Financial Statements.......................................................     6

Item 2   -    Management's Discussion and Analysis of Financial Condition and Results of Operations............     8

Item 3   -    Quantitative and Qualitative Disclosures About Market Risk.......................................     9

                                             PART II - OTHER INFORMATION

Item 1   -    Legal Proceedings................................................................................     9

Item 2   -    Changes in Securities............................................................................     9

Item 3   -    Defaults Upon Senior Securities..................................................................     9

Item 4   -    Submission of Matters to a Vote of Security Holders..............................................     9

Item 5   -    Other Information................................................................................     9

Item 6   -    Exhibits and Reports on Form 8-K.................................................................     9

SIGNATURES.....................................................................................................    10

                           FORWARD LOOKING STATEMENTS

         When used in this form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                             DORAL PROPERTIES, INC.
                        STATEMENT OF FINANCIAL CONDITION

                                                                          March 31,         December 31,
                                                                            2000               1999
                                                                         (unaudited          (audited)
                                                                         -----------        -----------
ASSETS
Cash                                                                     $   368,035        $    26,711
Accrued interest receivable                                                       --            136,632
Unamortized debt issue costs                                               2,045,956          2,043,337
Investment contract                                                       27,848,142         30,498,813
Property                                                                  16,714,816         13,811,060
                                                                         -----------        -----------
         Total assets                                                    $46,976,949        $46,516,553
                                                                         ===========        ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Accrued expenses and other liabilities                                   $ 1,711,949        $ 1,251,553
Bonds payable                                                             44,765,000         44,765,000
                                                                         -----------        -----------

         Total liabilities                                                46,476,949         46,016,553
                                                                         -----------        -----------

Stockholder's equity:
   Common stock, $0.01 par value; 10,000 shares authorized;
      2,000 shares issued and outstanding                                         20                 20
   Additional paid-in capital                                                499,980            499,980
                                                                         -----------        -----------

         Total stockholder's equity                                          500,000            500,000
                                                                         -----------        -----------

         Total liabilities and stockholder's equity                      $46,976,949        $46,516,553
                                                                         ===========        ===========

The accompanying notes are an integral part of these financial statements.

                             DORAL PROPERTIES, INC.
                             STATEMENT OF CASH FLOWS

                                                                                                 Three-month
                                                                                                 period ended
                                                                                                March 31, 2000
                                                                                                 (unaudited)
                                                                                                --------------

Cash flows from operating activities:
Net income ...............................................................................        $        --
                                                                                                  -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Decrease in accrued interest receivable .............................................            136,632
     Increase in accrued expenses and other liabilities ..................................            460,396
     Increase in unamortized debt issue costs ............................................             (2,619)
                                                                                                  -----------

     Net cash provided by operating activities ...........................................            594,409
                                                                                                  -----------

Cash flows from investing activities:
     Additions to property ...............................................................         (2,903,756)
     Proceeds from investment contract ...................................................          2,650,671
                                                                                                  -----------

     Net cash used in investing activities ...............................................           (253,085)
                                                                                                  -----------

Cash flows from financing activities: ....................................................                 --
                                                                                                  -----------
  Net increase in cash ...................................................................            341,324

  Cash and cash equivalents at beginning of period .......................................             26,711
                                                                                                  -----------

  Cash and cash equivalents at the end of period .........................................        $   368,035
                                                                                                  ===========

    The accompanying notes are an integral part of these financial statements

                             DORAL PROPERTIES, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

a.       REPORTING ENTITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Doral Properties, Inc. ( "Doral Properties" or the "Company") is a wholly-owned subsidiary of Doral Financial Corporation ("Doral Financial"). The Company was incorporated on July 21, 1999, under the laws of the Commonwealth of Puerto Rico for the purpose of owning, developing and operating the Doral Financial Center (the "Center"), which will become the new headquarters of Doral Financial and its subsidiaries. The Center is under construction and should be completed during the third quarter of 2001.

         On November 3, 1999, the Company, through the Puerto Rico Industrial, Medical, Higher Education and Environmental Pollution Control Facilities Financing Authority ("AFICA"), issued $44,765,000 (gross of bond issue costs) in Industrial Revenue Bonds, Class A (the "exempt bonds"), for financing the construction of the Center.

         The Financial Statements (unaudited) of Doral Properties as of March 31, 2000 have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements for the year ended December 31, 1999 and should be read in conjunction with the notes appearing in those statements. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim period have been reflected.

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

         Income Recognition Policy/Capitalization of Interest

         Doral Properties' current operations consist solely of the construction and development of the Center. As such, all disbursements are being capitalized as construction in progress. Amounts capitalized will be recorded as a fixed asset subject to periodic depreciation upon final completion of the construction activities. Debt issue costs related to the bonds, monthly interest payments to the bondholders and other interest paid in connection with the construction of the Center are also being capitalized as part of construction in progress. Thus, there are no activities recorded that need to be reported in a separate statement of income.

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

         Bond Issue Costs

         Bond issue costs include all costs related to the issuance of the bonds described in Note d. Amortization of bond issue costs capitalized will start upon commencement of Doral Properties' operations as administrator of the Center and will be amortized over the remaining life of the bonds.

b.       PROPERTY

         At March 31, 2000, property consisted of land and an existing building acquired for the construction of the Center. A new building is being constructed on the land acquired while the existing building will be subsequently renovated. The cost of the land and building acquired, and the amount capitalized as construction in progress as of March 31, 2000 were as follows:

Land                                                                 $   4,073,288
Building                                                                 1,046,989
Construction in progress                                                11,594,538
                                                                     -------------
                                                                     $  16,714,815
                                                                     =============

         As part of the purchase transaction, Doral Properties acquired an existing building. As lessor, Doral Properties assumed an existing lease agreement with a third party for space occupancy at the building, which will expire on June 30, 2000. Management has no intention to renew the agreement, to allow for the commencement of the renovation activities. During the three-month period ended March 31, 2000, Doral Properties received rental payments of approximately $80,000. The Company's policy is to record such collections as a reduction of costs capitalized under construction in progress.

         Construction in progress includes approximately $1,270,000 of capitalized interest costs; net of approximately $695,000 of interest generated by the investment contract described on Note c.

c.       INVESTMENT CONTRACT

         Pursuant to a Construction Fund Investment Agreement (the "Agreement") dated November 3, 1999, Doral Properties agreed to deposit the proceeds of the AFICA bonds in an investment fund at Doral Financial, the parent company. As part of the agreement, Doral Financial guaranteed the Company a 5.60% annual return on the fund, which may be invested at the discretion of Doral Financial. The principal invested by Doral Properties is due on demand. Interest earned on the investment is accrued on a monthly basis as an increase in the fund's balance. Payments related to the construction in progress are drawn from the fund and recorded as a reduction of costs capitalized under construction in progress.

d.       BONDS PAYABLE

         On November 3, 1999, the Company issued $44,765,000 in AFICA bonds at interest rates ranging from 6.10% to 6.90% and maturities ranging from June 2003 to December 2029. The bonds are secured by a mortgage on the building under construction. Repayment of principal plus monthly interest to bondholders is fully guaranteed by the parent company, Doral Financial.

         The bonds issued were structured into serial and term maturities, as listed below:

                           INTEREST             MATURITY                PRINCIPAL
                             RATE                 DATE                   AMOUNT
                          ----------     ----------------------     ----------------

          SERIAL BONDS:     6.10%        June 1, 2003                  $     310,000
                            6.10%        December 1, 2003                    320,000
                            6.15%        June 1, 2004                        330,000
                            6.15%        December 1, 2004                    340,000
                            6.20%        June 1, 2005                        350,000
                            6.20%        December 1, 2005                    360,000
                            6.25%        June 1, 2006                        375,000
                            6.25%        December 1, 2006                    385,000
                            6.30%        June 1, 2007                        395,000
                            6.30%        December 1, 2007                    410,000
                            6.35%        June 1, 2008                        420,000
                            6.35%        December 1, 2008                    435,000
                            6.40%        June 1, 2009                        450,000
                            6.40%        December 1, 2009                    465,000


          TERM BONDS:       6.75%        December 1, 2014                  5,585,000

        Interest         Maturity                     Principal
          Rate             Date                         Amount
        --------         --------                    -----------
         6.90%        June 1, 2026                    22,835,000
         6.90%        December 1, 2029                11,000,000
                                                     -----------
                                                     $44,765,000
                                                     ===========


         The weighted average interest rate on the aggregate amount of the bonds was 6.81%.

e.       TRUSTEE AGREEMENT

         Pursuant to a Trustee Agreement dated November 3, 1999, Doral Properties designated Citibank, N.A. as the trustee for the collection of principal and interest from Doral Properties, the subsequent remittances of principal and interest to the bondholders and the collection of interest from Doral Financial on the investment contract. As part of the agreement, Citibank will also oversee the transactions under the Agreement described in Note c.

f.       RELATED PARTY TRANSACTIONS

         Doral Properties maintains its cash accounts at Doral Bank, a related party commercial bank and a wholly-owned subsidiary of Doral Financial.

g.       CHANGES IN STOCKHOLDER'S EQUITY

         There were no changes in stockholder's equity for the three-month period ended March 31, 2000. Thus, no statement of changes in stockholder's equity is included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Doral Properties, a wholly-owned subsidiary of Doral Financial, is engaged in the development of the Doral Financial Center, a new commercial office building and adjacent structures that will primarily serve as the corporate headquarters of Doral Financial. Doral Properties was incorporated on July 21, 1999.

         On October 22, 1999, Doral Properties purchased from independent third parties two parcels of land containing two buildings in San Juan, Puerto Rico for $2.2 million. Those buildings will be refurbished and used for administrative and support services, including data storage and processing services, for Doral Financial and its subsidiaries. In connection with the purchase of those buildings, Doral Properties assumed existing leases with a third party that expire on June 30, 2000. In order to allow for the commencement of the renovation, management does not intend to renew the lease agreements.
For the three-month period ended March 31, 2000, Doral Properties received rental payments of approximately $80,000.

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

         Citibank, N.A., as trustee for the AFICA Bonds, upon the direction of Doral Properties, entered into an investment agreement with Doral Financial to invest approximately $30.6 million of the moneys in the construction fund until October 1, 2001. As part of the agreement, Doral Financial guaranteed a 5.60% annual return on the invested amount. Interest earned on the invested amount is compounded on a monthly basis. The principal amount of the investment is due on demand from the trustee, which requests repayments in accordance with requests for disbursements from the construction fund made by Doral Properties or to pay interest on the AFICA Bonds. As of March 31, 2000, the principal balance of this investment was approximately $27.8 million.

         As of March 31, 2000, Doral Properties had total assets of $47.0 million, total liabilities of $46.5 million and stockholder's equity of $500,000. Doral Properties deferred the costs related to the issuance of the AFICA Bonds and is capitalizing under a construction-in-progress account all construction disbursements related to the Center and monthly interest payments to the holders of the AFICA Bonds. Doral Properties records as a reduction of the construction-in-progress account the rental payments received from the assumed existing leases. As of March 31, 2000, Doral Properties had recorded $13.6 million in construction-in-progress in its balance sheet. Since Doral Properties did not have any revenues or expenses, no statement of income was presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None.

ITEM 2 - CHANGES IN SECURITIES

         Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5 - OTHER INFORMATION

         Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DORAL PROPERTIES, INC.
                                       (Registrant)



Date: May 12, 2000                   /s/ Salomon Levis
                           ------------------------------------------
                                      Salomon Levis
                                    Chairman of the Board
                              Chief Executive Officer and Director



Date: May 12, 2000                    /s/ Zoila Levis
                           ------------------------------------------
                                         Zoila Levis
                                   President and Director



Date: May 12, 2000                   /s/ Ricardo Melendez
                           ------------------------------------------
                                        Ricardo Melendez
                                 Vice President and Comptroller
                                    (Principal Financial and
                                        Accounting Officer)

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                           DESCRIPTION
    ------                           -----------
      27        -         Financial Data Schedule (for SEC use only).