Form 10-Q
period 2000-06-30
DORAL PROPERTIES INC
filed 2000-08-14
CIK 1091691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO


                       COMMISSION FILE NUMBER 333-8387701

                             DORAL PROPERTIES, INC.

           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Puerto Rico                                    66-0572283
          -----------                                    ----------
(State or other jurisdiction of                       (I.R.S. employer
incorporation or organization)                        identification number)

1159 F.D. Roosevelt Avenue,
San Juan, Puerto Rico                                       00920
---------------------                                       -----
(Address of principal executive                          (Zip Code)
offices)

Registrant's telephone number,
   including area code                                 (787) 749-7100
 Former name, former address                           --------------
          and
 Former fiscal year, if changed                        Not Applicable
    since last report                                  --------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  [X]   NO  [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 14, 2000 - 2,000

                             DORAL PROPERTIES, INC.
                                   INDEX PAGE


                                                                                                                        PAGE
                                               PART I - FINANCIAL INFORMATION

Item 1   -    Financial Statements

              Statements of Financial Condition as of June 30, 2000 (Unaudited) and December 31, 1999...............     4

              Statement of Cash Flows (Unaudited) - Six months ended June 30, 2000..................................     5

              Notes to Consolidated Financial Statements............................................................     6

Item 2   -    Management's Discussion and Analysis of Financial Condition and Results of Operations.................     8

Item 3   -    Quantitative and Qualitative Disclosures About Market Risk............................................     9

                                                PART II - OTHER INFORMATION

Item 1   -    Legal Proceedings.....................................................................................     9

Item 2   -    Changes in Securities.................................................................................     9

Item 3   -    Defaults Upon Senior Securities.......................................................................     9

Item 4   -    Submission of Matters to a Vote of Security Holders...................................................     9

Item 5   -    Other Information.....................................................................................     9

Item 6   -    Exhibits and Reports on Form 8-K......................................................................     9

SIGNATURES..........................................................................................................    10

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

                             DORAL PROPERTIES, INC.
                        STATEMENT OF FINANCIAL CONDITION


                                                                    June 30, 2000      December 31, 1999
                                                                     (unaudited)           (audited)
                                                                    -------------      -----------------
ASSETS
Cash                                                                 $    447,074         $     26,711
Accrued interest receivable                                                    --              136,632
Unamortized debt issue costs                                            2,045,956            2,043,337
Investment contract                                                    25,936,964           30,498,813
Property                                                               19,127,096           13,811,060
                                                                     ------------         ------------
          Total assets                                               $ 47,557,090         $ 46,516,553
                                                                     ============         ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Accrued expenses and other liabilities                               $  2,292,090         $  1,251,553
Bonds payable                                                          44,765,000           44,765,000
                                                                     ------------         ------------

          Total liabilities                                            47,057,090           46,016,553
                                                                     ------------         ------------

Stockholder's equity:
   Common stock, $0.01 par value; 10,000 shares authorized;
       2,000 shares issued and outstanding                                     20                   20
   Additional paid-in capital                                             499,980              499,980
                                                                     ------------         ------------

          Total stockholder's equity                                      500,000              500,000
                                                                     ------------         ------------

          Total liabilities and stockholder's equity                 $ 47,557,090         $ 46,516,553
                                                                     ============         ============

   The accompanying notes are an integral part of these financial statements.

                             DORAL PROPERTIES, INC.
                             STATEMENT OF CASH FLOWS


                                                                                              Six-month
                                                                                             period ended
                                                                                            June 30, 2000
                                                                                              (unaudited)
                                                                                            -------------
Cash flows from operating activities:
Net income ...........................................................................       $         --
                                                                                             ------------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Decrease in accrued interest receivable .........................................            136,632
     Increase in accrued expenses and other liabilities ..............................          1,040,537
     Increase in unamortized debt issue costs ........................................             (2,619)
                                                                                             ------------

     Net cash provided by operating activities .......................................          1,174,550
                                                                                             ------------

Cash flows from investing activities:
     Additions to property ...........................................................         (5,316,036)
     Proceeds from investment contract ...............................................          4,561,849
                                                                                             ------------

     Net cash used in investing activities ...........................................           (754,187)
                                                                                             ------------

Cash flows from financing activities:                                                                  --
                                                                                             ------------

  Net increase in cash ...............................................................            420,363

  Cash and cash equivalents at beginning of period ...................................             26,711
                                                                                             ------------

  Cash and cash equivalents at the end of period .....................................       $    447,074
                                                                                             ============

    The accompanying notes are an integral part of these financial statements

                             DORAL PROPERTIES, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

a.       REPORTING ENTITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Doral Properties, Inc. ("Doral Properties" or the "Company") is a wholly-owned subsidiary of Doral Financial Corporation ("Doral Financial"). The Company was incorporated on July 21, 1999, under the laws of the Commonwealth of Puerto Rico for the purpose of owning, developing and operating the Doral Financial Center (the "Center"), which will become the new headquarters of Doral Financial and its subsidiaries. The Center is under construction and should be completed during the third quarter of 2001.

         On November 3, 1999, the Company, through the Puerto Rico Industrial, Medical, Higher Education and Environmental Pollution Control Facilities Financing Authority ("AFICA"), issued $44,765,000 (gross of bond issue costs) in Industrial Revenue Bonds, Class A (the " exempt bonds"), for financing the construction of the Center.

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

         Income Recognition Policy / Capitalization of Interest

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

b.       PROPERTY

         At June 30, 2000, property consisted of land and an existing building acquired for the construction of the Center. A new building is being constructed on the land acquired while the existing building will be subsequently renovated. The cost of the land and building acquired, and the amount capitalized as construction in progress as of June 30, 2000 were as follows:

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Land                                               $   4,073,288
Building                                               1,046,989
Construction in progress                              14,006,819
                                                   -------------
                                                   $  19,127,096
                                                   =============

         As part of the purchase transaction, Doral Properties acquired an existing building. As lessor, Doral Properties assumed an existing lease agreement with a third party for space occupancy at the building, which expired on June 30, 2000. Management did not renew the agreement to allow for the commencement of the renovation activities. During the six-month period ended June 30, 2000, Doral Properties received rental payments of approximately $222,000. The Company's policy is to record such collections as a reduction of costs capitalized under construction in progress.

         Construction in progress includes approximately $1,645,000 of capitalized interest costs; net of approximately $1,081,000 of interest generated by the investment contract described on Note c.

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

         The bonds issued were structured into serial and term maturities, as listed below:


                            INTEREST           MATURITY             PRINCIPAL
                              RATE               DATE                 AMOUNT
                            --------           --------            ------------
          SERIAL BONDS:       6.10%        June 1, 2003            $    310,000
                              6.10%        December 1, 2003             320,000
                              6.15%        June 1, 2004                 330,000
                              6.15%        December 1, 2004             340,000
                              6.20%        June 1, 2005                 350,000
                              6.20%        December 1, 2005             360,000
                              6.25%        June 1, 2006                 375,000
                              6.25%        December 1, 2006             385,000
                              6.30%        June 1, 2007                 395,000
                              6.30%        December 1, 2007             410,000
                              6.35%        June 1, 2008                 420,000
                              6.35%        December 1, 2008             435,000
                              6.40%        June 1, 2009                 450,000
                              6.40%        December 1, 2009             465,000

          TERM BONDS:         6.75%        December 1, 2014           5,585,000
                              6.90%        June 1, 2026              22,835,000
                              6.90%        December 1, 2029          11,000,000
                                                                   ------------

                                                                   $ 44,765,000
                                                                   ============

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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

g.       CHANGES IN STOCKHOLDER'S EQUITY

         There were no changes in stockholder's equity for the six-month period ended June 30, 2000. Thus, no statement of changes in stockholder's equity is included.

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

         On October 22, 1999, Doral Properties purchased from independent third parties two parcels of land containing two buildings in San Juan, Puerto Rico for $2.2 million. Those buildings will be refurbished and used for administrative and support services, including data storage and processing services, for Doral Financial and its subsidiaries. In connection with the purchase of those buildings, Doral Properties assumed existing leases that expired on June 30, 2000. For the six-month period ended June 30, 2000, Doral Properties received rental payments of approximately $222,000.

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

         Citibank, N.A., as trustee for the AFICA Bonds, upon the direction of Doral Properties, entered into an investment agreement with Doral Financial to invest approximately $30.6 million of the moneys in the construction fund until October 1, 2001. As part of the agreement, Doral Financial guaranteed a 5.60% annual return on the invested amount. Interest earned on the invested amount is compounded on a monthly basis. The principal amount of the investment is due on demand from the trustee, which requests repayments in accordance with requests for disbursements from the construction fund made by Doral Properties or to pay interest on the AFICA Bonds. As of June 30, 2000, the principal balance of this investment was approximately $25.9 million.

         As of June 30, 2000, Doral Properties had total assets of $47.6 million, total liabilities of $47.1 million and stockholder's equity of $500,000. Doral Properties deferred the costs related to the issuance of the AFICA Bonds and is capitalizing under a construction-in-progress account all construction disbursements related to the Center and monthly interest payments to the holders of the AFICA Bonds. Doral Properties records as a reduction of the construction-in-progress account the rental payments received from the assumed existing leases and interest generated by the investment of the AFICA Bond proceeds in the construction fund. As of June 30, 2000, Doral Properties had recorded $14.0 million in construction-in-progress in its balance sheet. Since Doral Properties did not have any revenues or expenses, no statement of income was presented.

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



                                            DORAL PROPERTIES, INC.
                                                 (Registrant)



Date: August 14, 2000                                /s/ Salomon Levis
                                            ------------------------------------
                                                         Salomon Levis
                                                    Chairman of the Board
                                            Chief Executive Officer and Director



Date: August 14, 2000                                 /s/ Zoila Levis
                                            ------------------------------------
                                                          Zoila Levis
                                                    President and Director



Date: August 14, 2000                               /s/ Ricardo Melendez
                                            ------------------------------------
                                                        Ricardo Melendez
                                                 Vice President and Comptroller
                                                    (Principal Financial and
                                                       Accounting Officer)

                                INDEX TO EXHIBITS



    EXHIBIT
    NUMBER                                DESCRIPTION
    -------                               -----------
      27         -         Financial Data Schedule (for SEC use only).