Form 10-Q
period 2000-09-30
DORAL PROPERTIES INC
filed 2000-11-14
CIK 1091691

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

                       COMMISSION FILE NUMBER 333-8387701

                             DORAL PROPERTIES, INC.

           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Puerto Rico                                   66-0572283
-----------------------------------                  -------------------
  (State or other jurisdiction of                      (I.R.S. employer
   incorporation or organization)                      identification
                                                           number)


  1159 F.D. Roosevelt Avenue,                               00920
      San Juan, Puerto Rico                          -------------------
-----------------------------------                       (Zip Code)
(Address of principal executive
           offices)

Registrant's telephone number,                          (787) 749-7100
     including area code                             -------------------
 Former name, former address
            and                                         Not Applicable
Former fiscal year, if changed                       -------------------
     since last report



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES       [X]     NO       [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 14, 2000 - 2,000

                             DORAL PROPERTIES, INC.
                                   INDEX PAGE

                                                                                                                  PAGE
                                                                                                                  ----
                                            PART I - FINANCIAL INFORMATION

Item 1   -    Financial Statements

              Statements of Financial Condition as of September 30, 2000 (Unaudited) and December 31, 1999.....     4

              Statement of Cash Flows (Unaudited) - Nine months ended September 30, 2000.......................     5

              Statement of Changes in Stockholder's Equity.....................................................     6

              Notes to Consolidated Financial Statements.......................................................     7

Item 2   -    Management's Discussion and Analysis of Financial Condition and Results of Operations............     9

Item 3   -    Quantitative and Qualitative Disclosures About Market Risk.......................................    10

                                             PART II - OTHER INFORMATION

Item 1   -    Legal Proceedings................................................................................    10

Item 2   -    Changes in Securities............................................................................    10

Item 3   -    Defaults Upon Senior Securities..................................................................    10

Item 4   -    Submission of Matters to a Vote of Security Holders..............................................    10

Item 5   -    Other Information................................................................................    10

Item 6   -    Exhibits and Reports on Form 8-K.................................................................    10

SIGNATURES.....................................................................................................    11

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

                             DORAL PROPERTIES, INC.
                        STATEMENT OF FINANCIAL CONDITION

                                                                                September 30, 2000        December 31, 1999
                                                                                   (unaudited)                (audited)
                                                                                ------------------        -----------------
ASSETS
Cash                                                                               $         --              $     26,711
Accrued interest receivable                                                                  --                   136,632
Unamortized debt issue costs                                                          2,045,956                 2,043,337
Investment contract                                                                  24,370,308                30,498,813
Property                                                                             22,551,777                13,811,060
                                                                                   ------------              ------------
         Total assets                                                              $ 48,968,041              $ 46,516,553
                                                                                   ============              ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Accrued expenses and other liabilities                                             $  2,733,041              $  1,251,553
Bonds payable                                                                        44,765,000                44,765,000
                                                                                   ------------              ------------

         Total liabilities                                                           47,498,041                46,016,553
                                                                                   ------------              ------------

Stockholder's equity:
   Common stock, $0.01 par value; 10,000 shares authorized;
      2,000 shares issued and outstanding                                                    20                        20
   Additional paid-in capital                                                         1,469,980                   499,980
                                                                                   ------------              ------------

         Total stockholder's equity                                                   1,470,000                   500,000
                                                                                   ------------              ------------

         Total liabilities and stockholder's equity                                $ 48,968,041              $ 46,516,553
                                                                                   ============              ============

   The accompanying notes are an integral part of these financial statements.

                             DORAL PROPERTIES, INC.
                             STATEMENT OF CASH FLOWS

                                                                                                    Nine-month
                                                                                                    period ended
                                                                                                September 30, 2000
                                                                                                    (unaudited)
                                                                                                ------------------
Cash flows from operating activities:
Net income                                                                                          $        --
                                                                                                    -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Decrease in accrued interest receivable                                                            136,632
     Increase in accrued expenses and other liabilities                                               1,481,488
     Increase in unamortized debt issue costs                                                            (2,619)
                                                                                                    -----------

     Net cash provided by operating activities                                                        1,615,501
                                                                                                    -----------

Cash flows from investing activities:
     Additions to property                                                                           (8,740,717)
     Proceeds from investment contract                                                                6,128,505
                                                                                                    -----------

     Net cash used in investing activities                                                           (2,612,212)
                                                                                                    -----------

Cash flows from financing activities:

     Increase in paid-in capital                                                                        970,000
                                                                                                    -----------
     Net cash provided by financing activities                                                          970,000
                                                                                                    -----------

  Net decrease in cash                                                                                  (26,711)

  Cash and cash equivalents at beginning of period                                                       26,711
                                                                                                    -----------

  Cash and cash equivalents at the end of period                                                    $       -0-
                                                                                                    ===========


    The accompanying notes are an integral part of these financial statements

                             DORAL PROPERTIES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                September 30, 2000
                                                                                                    (unaudited)
                                                                                                ------------------
COMMON STOCK:
     Balance at beginning of period ......................................................          $        20
     Common stock issued .................................................................                   --
                                                                                                    -----------
        Balance at end of period .........................................................                   20
                                                                                                    -----------

PAID-IN CAPITAL:
     Balance at beginning of period ......................................................              499,980
     Capital invested ....................................................................              970,000
                                                                                                    -----------
        Balance at end of period .........................................................            1,469,980
                                                                                                    -----------
Total Stockholders' Equity ...............................................................          $ 1,470,000
                                                                                                    ===========

    The accompanying notes are an integral part of these financial statements

                             DORAL PROPERTIES, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

a.       REPORTING ENTITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Doral Properties, Inc. ("Doral Properties" or the "Company") is a wholly - owned subsidiary of Doral Financial Corporation ("Doral Financial"). The Company was incorporated on July 21, 1999, under the laws of the Commonwealth of Puerto Rico for the purpose of owning, developing and operating the Doral Financial Center (the "Center"), which will become the new headquarters of Doral Financial and its subsidiaries. The Center is under construction and should be completed during the third quarter of 2001.

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

b.       PROPERTY

         At September 30, 2000, property consisted of land and an existing building acquired for the construction of the Center. A new building is being constructed on the land acquired while the existing building will be subsequently renovated. The cost of the land and building acquired, and the amount capitalized as construction in progress as of September 30, 2000 were as follows:

                  Land                                      $   4,073,288
                  Building                                      1,046,989
                  Construction in progress                     17,431,500
                                                            -------------
                                                            $  22,551,777
                                                            =============

         As part of the purchase transaction, Doral Properties acquired an existing building. As lessor, Doral Properties assumed an existing lease agreement with a third party for space occupancy at the building, which expired on June 30, 2000. Management did not renew the agreement to allow for the commencement of the renovation activities. During the nine-month period ended September 30, 2000, Doral Properties received rental payments of approximately $243,000. The Company's policy is to record such collections as a reduction of costs capitalized under construction in progress.

         Construction in progress includes approximately $2,094,000 of capitalized interest costs; net of approximately $1,393,000 of interest generated by the investment contract described on Note c.

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

         The bonds issued were structured into serial and term maturities, as listed below:

                           INTEREST             MATURITY               PRINCIPAL
                             RATE                 DATE                  AMOUNT
                          ----------     ----------------------     ---------------
          SERIAL BONDS:     6.10%        June 1, 2003                $     310,000
                            6.10%        December 1, 2003                  320,000
                            6.15%        June 1, 2004                      330,000
                            6.15%        December 1, 2004                  340,000
                            6.20%        June 1, 2005                      350,000
                            6.20%        December 1, 2005                  360,000
                            6.25%        June 1, 2006                      375,000
                            6.25%        December 1, 2006                  385,000
                            6.30%        June 1, 2007                      395,000
                            6.30%        December 1, 2007                  410,000
                            6.35%        June 1, 2008                      420,000
                            6.35%        December 1, 2008                  435,000
                            6.40%        June 1, 2009                      450,000
                            6.40%        December 1, 2009                  465,000

                           INTEREST             MATURITY               PRINCIPAL
                             RATE                 DATE                  AMOUNT
                          ----------     ----------------------     ---------------
          TERM BONDS:       6.75%        December 1, 2014                5,585,000
                            6.90%        June 1, 2026                   22,835,000
                            6.90%        December 1, 2029               11,000,000
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

f.       RELATED PARTY TRANSACTIONS

         Doral Properties maintains its cash accounts at Doral Bank, a related party commercial bank and a wholly- owned subsidiary of Doral Financial.

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

         On October 22, 1999, Doral Properties purchased from independent third parties two parcels of land containing two buildings in San Juan, Puerto Rico for $2.2 million. Those buildings will be refurbished and used for administrative and support services, including data storage and processing services, for Doral Financial and its subsidiaries. In connection with the purchase of those buildings, Doral Properties assumed existing leases that expired on June 30, 2000. For the nine-month period ended September 30, 2000, Doral Properties received rental payments of approximately $243,000.

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

         Citibank, N.A., as trustee for the AFICA Bonds, upon the direction of Doral Properties, entered into an investment agreement with Doral Financial to invest approximately $30.6 million of the moneys in the construction fund until October 1, 2001. As part of the agreement, Doral Financial guaranteed a 5.60% annual return on the invested amount. Interest earned on the invested amount is compounded on a monthly basis. The principal amount of the investment is due on demand from the trustee, which requests repayments in accordance with requests for disbursements from the construction fund made by Doral Properties or to pay interest on the AFICA Bonds. As of September 30, 2000, the principal balance of this investment was approximately $24.4 million.

         As of September 30, 2000, Doral Properties had total assets of $49.0 million, total liabilities of $47.5 million and stockholder's equity of $1.5 million. Doral Properties deferred the costs related to the issuance of the AFICA Bonds and is capitalizing under a construction-in-progress account all construction disbursements related to the Center and monthly interest payments to the holders of the AFICA Bonds. Doral Properties records as a reduction of the construction-in-progress account the rental payments received from the assumed existing leases and interest generated by the investment of the AFICA Bond proceeds in the construction fund. As of September 30, 2000, Doral Properties had recorded $17.4 million in construction-in-progress in its balance sheet. Since Doral Properties did not have any revenues or expenses, no statement of income was presented.


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



                                                DORAL PROPERTIES, INC.
                                                    (Registrant)


Date: November 14, 2000                          /s/ Salomon Levis
                                        ----------------------------------------
                                                     Salomon Levis
                                                Chairman of the Board
                                          Chief Executive Officer and Director



Date: November 14, 2000                              /s/ Zoila Levis
                                        ----------------------------------------
                                                       Zoila Levis
                                                  President and Director



Date: November 14, 2000                            /s/ Ricardo Melendez
                                        ----------------------------------------
                                                     Ricardo Melendez
                                              Vice President and Comptroller
                                                  (Principal Financial and
                                                     Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27        -     Financial Data Schedule (for SEC use only).